Form 10-K/A
period 2000-12-31
PRUDENTIAL SEC C BASS MTG LN ASSET BKD CERT SER 2000-CB3
filed 2001-12-14
CIK 1129640

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

                           AMENDMENT NUMBER 1 OF 1

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual Servicer Statements of Compliance, filed as Exhibit 99.1 hereto. Annual Statement of Independent Accountants Report for the Servicer,
         filed as Exhibit 99.2 hereto.

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


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein


Date: December 13, 2001             By:  /s/  Karen Schluter
                                        Karen Schluter
                                        Trust Officer

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statements of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

LITTON LOAN SERVICING, LP
a subsidiary of Enhance Financial Services Group Inc.

5373 West Alabama, Suite 600                 Telephone 713.960.9676
Houston, Texas  77056                         Fax 713.966.8856





                            Litton Loan Servicing LP
             Compliance Certification Year Ended December 31, 2000
                            C-BASS, Series 2000-CB3

     The undersigned Officer of Litton Loan Servicing LP certifies that for the year ended December 31, 2000, Litton has complied with Section 3.27 of the Pooling and Servicing Agreement by and between Prudential Securities Secured Financial Corporation, as Depositor, Credit-Based Asset Servicing and Securitization LLC, as seller, The Chase Manhattan Bank, as Trustee and Litton Loan Servicing LP, as Servicer, dated August 1, 2000, as they relate to the Internal Revenue Service Information reporting requirements including those under Sections 6050J.

By:  /s/ Janice McClure                Dated:   May 8, 2001
      Janice McClure
     Senior Vice President



State of Texas

County of Harris

On May 8, 2001, before me a Notary Public in and for said state, personally appeared Janice McClure of Litton Loan Servicing LP, personally known to me to be the person whose name is subscribed to the within the instrument and acknowledged to me that he executed that same in his authorized capacity, and that by his signature on the instrument, the entity upon behalf of which the person acted executed the instrument.

WITNESS my hand and official seal.

/s/ Laurie Struecker
Laurie Struecker
Notary Public
State of Texas
My Comm. Exp 02-04-2002

LITTON LOAN SERVICING, LP
a subsidiary of Enhance Financial Services Group Inc.

5373 West Alabama, Suite 600                 Telephone 713.960.9676
Houston, Texas  77056                         Fax 713.966.8856




March 30, 2001

Karen Schluter
The Chase Manhattan Bank
450 West 33rd Street, 14th floor
New York, New York  10001

Subject:  C-BASS Trust 2000-CB3

To Whom it May Concern:

The undersigned officer of Litton Loan Servicing LP (successor in interest to Litton Loan Servicing, Inc.) certifies that a review of the servicing activity for the year ended December 31, 2000 has been completed and that there were no defaults or exceptions to the requirements of the subject agreement between the above-listed parties. Litton Loan Servicing LP hereby certifies that:

1. All ad valorem taxes have been paid when due and without penalty to the Trust.

2. All assessments and ground rents of whatsoever kind or nature have been paid so as to prevent their taking priority to the purchase money lien or lien to which the trust is entitled.

3. All casuality insurance has been paid without lapse in coverage and in an amount sufficient to prevent the application of a co-insurance clause.

4. In compliance with terms of the agreement, flood insurance as required by the National Flood Insurance Act of 1994, P.L. 103-325 $511, if any, has been maintained without lapse.

5. Errors and Omissions Insurance is in forced in amounts sufficient to meet the requirements of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and the terms of the subject agreement.

6. Litton Loan Servicing LP has timely filed the required IRS informational returns including the forms 1098, 1099(A), and those required by code sections 6050(h)(j)(p) for the year ended December 31, 2000.

7. Litton Loan Servicing LP has not committed any act or omitted to act in any manner that would cause the trust to lose the REMIC tax treatment or be taxed on prohibited transaction.

8. All other items and requirements of the Servicing Agreement between the above parties have been complied with except as noted on the attachment to this letter if any.

Sincerely,

Litton Loan Servicing LP

/s/ Janice McClure
Janice McClure
Senior Vice President

LITTON LOAN SERVICING, LP
Am affiliate of C-Bass

5373 West Alabama, Suite 600                 Telephone 713.960.9676
Houston, Texas  77056                         Fax 713.966.8856


January 12, 2001

As of December 31, 2000, Litton Loan Servicing LP has complied in all material respects with the minimum servicing set forth in the Mortgage Bankers Association of America's Uniform Single Attestion Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissins policy in the amount of $10,000,000.


/s/ Larry B. Litton, Sr.
      Larry B. Litton, Sr., President & CEO



/s/ Janice McClure
      Janice McClure, Senior Vice President

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report


                                      -10-






Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, Texas  77002

INDEPENDENT AUDITORS' REPORT

To the Partners of
        Litton Loan Servicing LP:

We have examined  management's  assertion  about Litton Loan Servicing LP's
(the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Pubic Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

January 12, 2001